Form 10QSB
period 2000-03-31
BERGAMO ACQUISITION CORP
filed 2000-05-11
CIK 1106652

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

    [ ]              TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

Commission File Number  0-29517

                         BERGAMO ACQUISITION CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Delaware                                                 33-0889193
State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                            Identification No.)

                 2600 Michelson Dr., Ste. 490, Irvine, CA 92612
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  949 475-9600
                                  ------------
                           (Issuer's telephone number)


                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X             No
                                -------

As of May 15, 2000, the Company had 500,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                            Yes                  No   X

                                      INDEX


  PART I          FINANCIAL INFORMATION

                    Item 1. Financial Statements                            Page
                                                                            ----

            Condensed Balance Sheet at March 31, 2000 (unaudited)             3

            Condensed Statements of Operations for the Quarter
                  Ended March 31, 2000 and March 31, 1999 (unaudited)         4

            Condensed Statements of Cash Flows for the Quarter
                  Ended March 31, 2000 and March 31, 1999 (unaudited)         5

            Notes to Condensed Financial Statements (unaudited)               6

  Item 2.   Management's Discussion and Analysis or Plan of Operation         7

  PART II         OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 7

  Item 2.   Changes in Securities                                             7

  Item 3.   Defaults Upon Senior Securities                                   7

  Item 4.   Submission of Matters to a Vote of Security Holders               7

  Item 5.   Other Information                                                 7

  Item 6.   Exhibits and Reports on Form 8-K                                  7

  Signatures                                                                  8


                         BERGAMO ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2000



                                         ASSETS
TOTAL ASSETS                                                                              $             -
                                                                                          ================



                          LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES                                                                         $             -
                                                                                          ----------------

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                                                       -
   Common stock, 20,000,000 shares authorized, $.001 par value,
      500,000 shares issued and outstanding                                                           500
   Additional paid in capital                                                                         819
   Deficit accumulated during the development stage                                                (1,319)
                                                                                          ----------------

      NET SHAREHOLDERS' EQUITY                                                                          -
                                                                                          ----------------

                                                                                          $             -
                                                                                          ================


                         BERGAMO ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                                         CUMULATIVE
                                                                        THREE MONTHS                   FROM INCEPTION
                                                                        ENDED MARCH 31,                (APRIL 21 1997)
                                                            -------------------------------------       TO MARCH 31,
                                                                 2000                 1999                  2000
                                                            ----------------     ----------------     ----------------
COSTS AND EXPENSES:

  General and administrative expenses                       $           590      $           209      $         1,319
                                                            ----------------     ----------------     ----------------


NET LOSS                                                    $          (590)     $          (209)     $        (1,319)
                                                            ================     ================     ================


BASIC AND DILUTED NET LOSS PER COMMON SHARE                 $       (0.001)      $             -
                                                            ================     ================


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                                500,000              500,000
                                                            ================     ================


                         BERGAMO ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                         CUMULATIVE
                                                                        THREE MONTHS                   FROM INCEPTION
                                                                        ENDED MARCH 31,                (APRIL 21 1997)
                                                            -------------------------------------       TO MARCH 31,
                                                                 2000                 1999                  2000
                                                            ----------------     ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                  $          (590)     $         (209)      $        (1,319)
  Adjustments to reconcile net loss to net cash
    used by operating activities:                                         -                    -                    -
                                                            ----------------     ----------------     ----------------

    Net cash used by operating activities                              (590)                (209)              (1,319)
                                                            ----------------     ----------------     ----------------


CASH FLOWS FROM INVESTING ACTIVITIES                                      -                    -                    -
                                                            ----------------     ----------------     ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                -                    -                  500
  Capital contribution                                                  590                  209                  819
                                                            ----------------     ----------------     ----------------

    Net cash provided by financing activities                           590                  209                1,319
                                                            ----------------     ----------------     ----------------

Net increase (decrease) in cash                                           -                    -                    -
                                                            ----------------     ----------------     ----------------

CASH, BEGINNING OF PERIOD                                                 -                    -                    -
                                                            ----------------     ----------------     ----------------

CASH, END OF PERIOD                                         $             -      $            -       $             -
                                                            ================     ================     ================

                         BERGAMO ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited financial statements of Bergamo Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999.

NOTE B - GOING CONCERN
----------------------

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Additional capital infusion is necessary in order to acquire business opportunities and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

      The Company's management intends to raise additional funds through equity offerings. However, there can be no assurance that management will be successful in this endeavor.

                         BERGAMO ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


      Item 2.      Plan of Operation

      The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business. The Company has not yet engaged in business and has no revenues. As of March 31, 2000 the Company had no assets or liabilities. The Company's plan of operation over the next 12 months is to search for a suitable acquisition candidate. Management believes that the Company will require additional capital over the next 12 months in order to satisfy its working capital requirements. The Company expects to acquire such additional funds from contributions to capital by management. However, management is under no obligation to conduct additional capital contributions and there can be no assurance management will do so. In the event management is unable or unwilling to contribute additional capital to the Company, management will obtain the necessary capital from other sources. However, management does not believe that there will be many, if any, sources of alternative capital for the Company until such time as it reorganizes with an operating company. In the event management fails to provide or arrange for additional contributions to capital, it is unlikely that the Company will be able to conduct its current level of operations or acquire a suitable operating company.

                            PART II OTHER INFORMATION

      Item 1.     Legal Proceedings

                  There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

      Item 2.     Changes in Securities

                  None.

      Item 3.     Defaults Upon Senior Securities

                  None.

      Item 4.     Submission of Matters to a Vote of Security Holders

                  No matters were submitted to the security holders for a vote.

      Item 5.     Other Information

                  There is no other information deemed material by management for disclosure herein.

      Item 6.     Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BERGAMO ACQUISITION CORPORATION

                                                 By:  /s/ Danilo Cacciamatta
                                                    ------------------------
                                                          Danilo Cacciamatta
                                                     Chief Executive Officer

      Dated: May 10, 2000