Form 10QSB
period 2000-09-30
BERGAMO ACQUISITION CORP
filed 2000-11-13
CIK 1106652

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

As of November 3, 2000, the Company had 500,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                            Yes                  No    X
                                -------             -------

                                      INDEX


      PART I          FINANCIAL INFORMATION

      Item 1. Financial Statements                                          Page
                                                                            ----

                Condensed Balance Sheet at September 30, 2000 (unaudited)      3

                Condensed Statements of Operations for the Quarter Ended
                      September 30, 2000 and September 30, 1999 (unaudited)    4

                Condensed Statements of Operations for the Nine Months Ended
                      September 30, 2000 and September 30, 1999 (unaudited)    5

                Condensed Statements of Cash Flows for the Nine Months Ended
                      September 30, 2000 and September 30, 1999 (unaudited)    6

                Notes to Condensed Financial Statements (unaudited)            7

      Item 2.   Management's Discussion and Analysis or Plan of Operation      8

      PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                              9

      Item 2.   Changes in Securities                                          9

      Item 3.   Defaults Upon Senior Securities                                9

      Item 4.   Submission of Matters to a Vote of Security Holders            9

      Item 5.   Other Information                                              9

      Item 6.   Exhibits and Reports on Form 8-K                               9

      Signatures                                                              10

                        BERGAMO ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


                                     ASSETS

TOTAL ASSETS                                                       $           -
                                                                   =============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES                                                  $          -
                                                                   -------------

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                             -
   Common stock, 20,000,000 shares authorized, $.001 par value,
      500,000 shares issued and outstanding                                 500
   Additional paid in capital                                             1,722
   Deficit accumulated during the development stage                      (2,222)
                                                                   -------------

      NET SHAREHOLDERS' EQUITY                                                -
                                                                   -------------

                                                                   $          -
                                                                   =============

                                  BERGAMO ACQUISITION CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                                                   CUMULATIVE
                                                                          THREE MONTHS           FROM INCEPTION
                                                                       ENDED SEPTEMBER 30,       (APRIL 21 1997)
                                                                   ----------------------------   TO SEPTEMBER
                                                                       2000           1999          30, 2000
                                                                   ----------------------------  -------------

Costs and expenses:

  General and administrative expenses                              $        150   $          -   $      2,222
                                                                   -------------  -------------  -------------


NET LOSS                                                           $       (150)  $          -   $     (2,222)
                                                                   =============  =============  =============


BASIC AND DILUTED NET LOSS PER COMMON SHARE                        $          -   $          -
                                                                   =============  =============


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                                    500,000        500,000
                                                                   =============  =============

                                  BERGAMO ACQUISITION CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                                                   CUMULATIVE
                                                                           NINE MONTHS           FROM INCEPTION
                                                                       ENDED SEPTEMBER 30,       (APRIL 21 1997)
                                                                   ----------------------------   TO SEPTEMBER
                                                                       2000           1999          30, 2000
                                                                   -------------- -------------  -------------

Costs and expenses:

  General and administrative expenses                              $      1,493   $        209   $      2,222
                                                                   -------------  -------------  -------------


NET LOSS                                                           $     (1,493)  $       (209)  $     (2,222)
                                                                   =============  =============  =============


BASIC AND DILUTED NET LOSS PER COMMON SHARE                        $          -   $          -
                                                                   =============  =============


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                                    500,000        500,000
                                                                   =============  =============

                                  BERGAMO ACQUISITION CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                                   CUMULATIVE
                                                                           NINE MONTHS           FROM INCEPTION
                                                                       ENDED SEPTEMBER 30,       (APRIL 21 1997)
                                                                   ----------------------------   TO SEPTEMBER
                                                                       2000           1999          30, 2000
                                                                   -------------- -------------  -------------

Cash flows from operating activities:

  Net loss                                                         $     (1,493)  $       (209)  $     (2,222)
  Adjustments to reconcile net loss to net cash
    used by operating activities:                                             -              -              -
                                                                   -------------  -------------  -------------

    Net cash used by operating activities                                (1,493)          (209)        (2,222)
                                                                   -------------  -------------  -------------


CASH FLOWS FROM INVESTING ACTIVITIES                                          -              -              -
                                                                   -------------  -------------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                    -              -            500
  Capital contributions                                                   1,493            209          1,722
                                                                   -------------  -------------  -------------

    Net cash provided by financing activities                             1,493            209          2,222
                                                                   -------------  -------------  -------------

Net increase (decrease) in cash                                               -              -              -
                                                                   -------------  -------------  -------------

CASH, BEGINNING OF PERIOD                                                     -              -              -
                                                                   -------------  -------------  -------------

CASH, END OF PERIOD                                                $          -   $          -   $          -
                                                                   =============  =============  =============

                         BERGAMO ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited financial statements of Bergamo Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999.

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

                         BERGAMO ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


      Item 2.      Plan of Operation

      The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business. The Company has not yet engaged in business and has no revenues. As of September 30, 2000 the Company had no assets or liabilities. The Company's plan of operation over the next 12 months is to search for a suitable acquisition candidate. Management believes that the Company will require additional capital over the next 12 months in order to satisfy its working capital requirements. The Company expects to acquire such additional funds from contributions to capital by management. However, management is under no obligation to make additional capital contributions and there can be no assurance management will do so. In the event management is unable or unwilling to contribute additional capital to the Company, management will attempt to obtain the necessary capital from other sources. However, management does not believe that there will be many, if any, sources of alternative capital for the Company until such time as it reorganizes with an operating company. In the event management fails to provide or arrange for additional contributions to capital, it is unlikely that the Company will be able to conduct its current level of operations or acquire a suitable operating company.

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

                                                BERGAMO ACQUISITION CORPORATION

                                                   By:  /s/ Danilo Cacciamatta
                                                        -----------------------
                                                            Danilo Cacciamatta
                                                       Chief Executive Officer
Dated: November 3, 2000