Form 10KSB
period 2001-12-31
BERGAMO ACQUISITION CORP
filed 2002-04-01
CIK 1106652

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2001

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

As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 0, and the number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 500,000.

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

         The founders of the Company have also founded three other blank check companies with the same management and, as of the date of this annual report, ownership. To the extent that future events cause the ownership between the four blank check companies to materially vary, by way of new issuances or transfers of outstanding shares, conflicts of interests may develop between management's stewardship of the four companies. In particular, conflicts may develop in connection with management's choice of which blank check company to direct a particular merger candidate to.

         Management intends to minimize the potential for conflicts of interests by neither issuing new shares nor promoting a market for the outstanding shares until such time as the Company has acquired an operating business. In this regard, management does not expect that a market for the common shares of the Company will develop until such time as the Company acquires an operating business.

         HOWEVER, OTHER THAN THE FOREGOING, MANAGEMENT HAS NO PLANS OR PROCEDURES IN PLACE TO DEAL WITH THE POTENTIAL CONFLICTS OF INTEREST THAT MAY ARISE IN REGARDS TO MANAGEMENT'S CHOICE OF WHICH BLANK CHECK COMPANY TO DIRECT A PARTICULAR MERGER CANDIDATE TO. THOSE PARTIES WHO ARE CONSIDERING AN INVESTMENT IN THE COMPANY PRIOR TO THE COMPANY'S ACQUISITION OF AN OPERATING BUSINESS ARE CAUTIONED TO CONSIDER THE PROSPECT THAT MANAGEMENT MAY DECIDE TO DIRECT MERGER CANDIDATES TO ANY ONE OF THE OTHER THREE BLANK CHECK COMPANIES AND THAT IT MAY TAKE A SIGNIFICANT AMOUNT OF TIME BEFORE MANAGEMENT DIRECTS A MERGER CANDIDATE TO THE COMPANY.

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

         2. RISK OF PROPOSED NEW BUSINESS; LACK OF ASSETS, REVENUES OR OPERATIONS. The Company has no assets, revenues or operations. The Company was originally capitalized with $500 in April 1997 and since then management of the Company (who also are the controlling shareholders of the Company) has contributed an additional $3,487 to the capital of the Company. Management expects that the Company's working capital requirements will be nominal and will be satisfied through additional capital contributions by management as required. However, management is under no obligation to continue to make capital contributions to the Company. Should management fail to make additional capital contributions as required, the Company may not be able to conduct an acquisition of an operating company. The report of the Company's independent auditors on the Company's 2001 financial statements includes a qualification regarding the Company's ability to continue as a going concern. In its report, the Company's independent auditors state that the Company needs an additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations, and that such factors raise substantial doubt about the Company's ability to continue as a going concern.

         3. CONFLICTS OF INTEREST. The founders of the Company have also founded three other blank check companies with the same management and, as of the date of this annual report, ownership. To the extent that future events cause the ownership of the four blank check companies to materially vary, by way of new issuances or transfers of outstanding shares, conflicts of interests may develop between management's stewardship of the four companies. In particular, conflicts may develop in connection with management's choice of which blank check company to direct a particular merger candidate to.

         Management has no plans or procedures in place to deal with the potential conflicts of interest that may arise in regards to management's choice of which blank check company to direct a particular merger candidate to. Those parties who are considering an investment in the Company prior to the Company's acquisition of an operating business are cautioned to consider the prospect that management may decide to direct merger candidates to any one of the other three blank check companies and that it may take a significant amount of time before management directs a merger candidate to the Company.

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

         As of February 28, 2002, there were 41 record holders of the Company's Common Stock.

         The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company was organized in April 1997 for the purpose of acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary, and then listing its securities on an electronic stock exchange. The Company has not yet engaged in business and has had no revenues. As of December 31, 2001, the Company had no assets or liabilities. The Company was originally capitalized with $500 in April 1997 and since then management of the Company and the other two largest shareholders of the Company have contributed an additional $3,487 to the capital of the Company. The Company's plan of operation over the next 12 months is to search for a suitable acquisition candidate. Management's search for a suitable acquisition candidates will consist exclusively of contacting acquaintances in the business and investment banking community who are likely to know of operating businesses that might be interested in conducting a reorganization with the a blank check company. Management does not intend to conduct any advertising or proactive campaign to locate a suitable acquisition candidate. The Company does not expect to hire any additional employees until such time as an operating company is acquired. Management believes that the Company will require an additional $1,000 over the next 12 months in order to satisfy its working capital requirements. The Company expects to acquire such additional funds from contributions to capital by management. However, management is under no obligation to conduct additional capital contributions and there can be no assurance management will do so. In the event management is unable or unwilling to contribute additional capital to the Company, management will seek to obtain the necessary capital from other sources. However, management does not believe that there will be many, if any, sources of alternative sources of capital for the Company until such time as it reorganizes with an operating company. In the event management fails to provide or arrange for additional contributions to capital, it is unlikely that the Company will be able to conduct its current level of operations or acquire a suitable operating company.

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


ITEM 7.  FINANCIAL STATEMENTS


                            BERGAMO ACQUISITION CORP.
                          (A development stage company)


                              FINANCIAL STATEMENTS

                                December 31, 2001

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants.........................8

Balance Sheet..............................................................9

Statements of Operations..................................................10

Statements of Stockholders' Equity........................................11

Statements of Cash Flows..................................................12

Notes to Financial Statements.............................................13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors
Bergamo Acquisition Corp.


We have audited the accompanying balance sheet of Bergamo Acquisition Corp. (a development stage company) (the "Company") as of December 31, 2001, and the related statements of operations, shareholders' equity and cash flows for each of the two years ended December 31, 2001 and for the period from inception (April 21, 1997) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bergamo Acquisition Corp. as of December 31, 2001, and the results of its operations and cash flows for each of the two years ended December 31, 2001 and the period from inception (April 21, 1997) to December 31, 2001 in conformity with accounting principles generally accepted in the Unite States of America.

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


                                              /s/ Baron Accountancy Corp.

Irvine, California
March 22, 2002

                            BERGAMO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet


                                                               DECEMBER 31, 2001
                                                               -----------------

                         ASSETS

CURRENT ASSETS:

  Cash                                                         $              -
                                                               -----------------

TOTAL ASSETS                                                   $              -
                                                               =================

          LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES                                              $              -
                                                               -----------------

SHAREHOLDERS' EQUITY:

  Preferred stock, 10,000,000 shares authorized, $.001 par
     value, none issued and outstanding                                       -
  Common stock, 20,000,000 shares authorized, $.001 par
     value, 500,000 shares issued and outstanding              $            500
  Additional paid in capital                                              3,487
  Deficit accumulated during the development stage                       (3,987)
                                                               -----------------
     NET SHAREHOLDERS' EQUITY                                                 -
                                                               -----------------
                                                               $              -
                                                               =================





   The accompanying notes are an integral part of these financial statements.



                                        BERGAMO ACQUISITION CORP.
                                      (A DEVELOPMENT STAGE COMPANY)
                                        Statements of Operations


                                                                                            Cumulative
                                                                                          from inception
                                                                                            (April 21,
                                                                  Year ended                 1997) to
                                                                  December 31,             December 31,
                                                            2001              2000            2001
                                                         -------------   -------------    -------------
COSTS AND EXPENSES:

  General and administrative expenses                    $      1,525    $      1,733     $      3,987
                                                         -------------   -------------    -------------

NET LOSS                                                 $     (1,525)   $     (1,733)    $     (3,987)
                                                         =============   =============    =============


BASIC AND DILUTED NET LOSS PER COMMON SHARE              $       0.00    $       0.00
                                                         =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                    500,000         500,000
                                                         =============   =============







               The accompanying notes are an integral part of these financial statements.


                                                  BERGAMO ACQUISITION CORP.
                                                (A DEVELOPMENT STAGE COMPANY)
                                             Statements of Shareholders' Equity
                                               From Inception (April 21, 1997)
                                                    to December 31, 2001



                                                                                               Deficit
                                                                                             Accumulated
                                   Preferred Stock        Common Stock        Additional      During the          Net
                                  ------------------ -----------------------    Paid In      Development     Shareholders'
                                  Shares    Amount     Shares      Amount       Capital         Stage           Equity
                                  -------- --------- ------------ ---------- -------------- --------------- ---------------
INCEPTION, APRIL 21, 1997               -   $     -            -   $      -   $          -   $           -  $            -

Issuance of common stock                -         -      500,000        500              -               -             500

Net loss                                -         -            -          -              -            (330)           (330)
                                  -------- --------- ------------ ---------- -------------- --------------- ---------------

BALANCE, DECEMBER 31, 1997              -         -      500,000        500              -            (330)            170

Capital contribution                    -         -            -          -             20               -              20

Net loss                                -         -            -          -              -            (190)           (190)
                                  -------- --------- ------------ ---------- -------------- --------------- ---------------

BALANCE, DECEMBER 31, 1998              -         -      500,000        500             20            (520)              -

Capital contribution                    -         -            -          -            209               -             209

Net loss                                -         -            -          -              -            (209)           (209)
                                  -------- --------- ------------ ---------- -------------- --------------- ---------------

BALANCE, DECEMBER 31, 1999              -         -      500,000        500            229            (729)              -

Capital contribution                    -         -            -          -          1,733               -           1,733

Net loss                                -         -            -          -              -          (1,733)         (1,733)
                                  -------- --------- ------------ ---------- -------------- --------------- ---------------

BALANCE, DECEMBER 31, 2000              -         -      500,000        500          1,962          (2,462)              -

Capital contribution                    -         -            -          -          1,525               -           1,525

Net Loss                                -         -            -          -              -          (1,525)         (1,525)
                                  -------- --------- ------------ ---------- -------------- --------------- ---------------

Balance, December 31, 2001               - $      -      500,000  $     500  $       3,487  $       (3,987) $            -
                                  ======== ========= ============ ========== ============== =============== ===============





                         The accompanying notes are an integral part of these financial statements.


                                       BERGAMO ACQUISITION CORP.
                                     (A DEVELOPMENT STAGE COMPANY)
                                        Statements of Cash Flows


                                                                                        CUMULATIVE
                                                                                      FROM INCEPTION
                                                                                     (APRIL 21, 1997)
                                                       YEAR ENDED DECEMBER 31,        TO DECEMBER 31,
                                                       2001             2000                2001
                                                ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................   $        (1,525)   $        (1,733)   $        (3,987)
  Adjustments to reconcile net loss to net
    Cash used by operating activities: ......                --                 --                 --
                                                ----------------   ----------------   ----------------

    Net cash used by operating activities ...            (1,525)   $        (1,733)            (3,987)
                                                ----------------   ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES ........                --                 --                 --
                                                ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ..................                --                 --                500
  Capital contribution ......................             1,525              1,733              3,487
                                                ----------------   ----------------   ----------------

    Net cash provided by financing activities             1,525              1,733             3,987
                                                ----------------   ----------------   ----------------

Net increase (decrease) in cash .............                --                 --                 --

CASH, BEGINNING OF PERIOD ...................                --                 --                 --
                                                ----------------   ----------------   ----------------

CASH, END OF PERIOD .........................   $            --    $            --    $            --
                                                ================   ================   ================






              The accompanying notes are an integral part of these financial statements.

                            BERGAMO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                December 31, 2001



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

      Basic and diluted net loss per share
      ------------------------------------

      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2001 there were no dilutive convertible shares, stock options or warrants.

                                                                     (continued)

                            BERGAMO ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements


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

      As the Company has not generated taxable income since its inception, no provision for income taxes has been made. At December 31, 2001, the Company did not have any significant net operating loss carryforwards.

      At December 31, 2001, the Company did not have any significant deferred tax liabilities or deferred tax assets.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.


         NAME              AGE                          POSITION
         ----              ---                          --------
Danilo Cacciamatta          56          Chairman of the Board, Chief Executive
                                        Officer and Chief Financial Officer

         Mr. Cacciamatta co-founded the Company in April 1997 and has served as Chairman of the Board, Chief Executive Officer and Chief Financial Officer since inception. Mr. Cacciamatta has been Chief Executive Officer of Cacciamatta Accountancy Corp., certified public accountants, since June 1996. Mr. Cacciamatta is licensed as a certified public accountant by the State of California. Mr. Cacciamatta serves as Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the following public shell corporations:
Bergamo Acquisition Corp., Cork Acquisition Corp., Lombardia Acquisition Corp. and Meelick Acquisition Corp.

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


Dated: April 1, 2002                               BERGAMO ACQUISITION CORP.


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