Form 10QSB
period 2002-09-30
BERGAMO ACQUISITION CORP
filed 2002-11-19
CIK 1106652

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from _________ to _________

Commission File No. 0-25611

                            BERGAMO ACQUISITION CORP.
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                         33-0889193
  (State of Incorporation)                     (IRS Employer Identification No.)

               13101 Washington Blvd., Suite 122, Los Angeles, CA
                    (Address of Principal Executive Offices)

                                      90066
                                   (Zip Code)

                                 (310) 566-7330
                           (Issuer's Telephone Number)

         As of September 30, 2002, the Company had 2,500,000 shares of its common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at September 30, 2002 and December 31, 2001 (Audited)

         Statements of Operations for the three and nine months ended September 30, 2002 and 2001

         Statements of Cash Flows for the nine months ended September 30, 2002 and 2001

         Notes to Financial Statements


                               BERGAMO ACQUISITION CORP. CONSOLIDATED
                                            Balance Sheet

                                                                                December 31,
                                                              Sept. 30, 2002         2001
                                                              --------------    --------------
                                                                                  (audited)
                         ASSETS
Current Assets
                     Advances                                    $  6,300          $      0
                     Inventory                                    147,844                 0
                     Accounts Receivable-Factor                         0           242,677
                     Checking/Savings                                   0            (7,756)
                                                                 ---------         ---------
Total Current Assets                                              154,144           234,921

Fixed Assets
    Machinery & Equipment-Gross                                    73,843            73,843
                                                                 ---------         ---------
                     not in use-no depreciation
Total Fixed Assets                                                 73,843            73,843

Other Assets
    License Fees & Organization Costs net                          78,550            11,200
                     of amortization of $10,450
    Security Deposit                                                1,250             1,250
                                                                 ---------         ---------
Total Other Assets                                                 79,800            12,450
                                                                 ---------         ---------
                         TOTAL ASSETS                            $307,787          $321,214
                                                                 =========         =========

                         LIABILITIES & STOCKHOLDER'S EQUITY

    Current Liabilities
                         Accrued Expenses                        $    660          $    600
                                                                 ---------         ---------
    Total Current Liabilities                                         660               600
                                                                 ---------         ---------
Total Liabilities                                                     660               600

Stockholders Equity

    Paid in Capital                                                78,780           252,453
    20,000,000 Common Stock, authorized
    10,000,000 Preferred Stock authorized
    2,000,000 Shares Common Stock at 12/31/01                                         2,000
    2,500,000 Common Stock issued at 09/30/02                     254,953
    Income (deficit) accumulated                                  (26,606)           66,162
                                                                 ---------         ---------
                         Total Stockholders' Equity               307,127           320,615
                                                                 ---------         ---------
                         TOTAL LIABILITIES & STOCKHOLDERS'
                         EQUITY                                  $307,787          $321,214
                                                                 =========         =========


                             See accompanying notes

                     BERGAMO ACQUISITION CORP CONSOLIDATED.
                       Statement of Income and Operations
                                    Unaudited
                                  Sept 30, 2002



                                                      FOR THE THREE MONTHS ENDED
                                                        30-Sep         30-Sep
                                                         2002           2001
                                                       --------       --------
Revenues                                               $     0        $     0
                                                       --------       --------


Cost and expenses:
    Cost of revenues                                     3,275              0
    Selling,general and administration                  42,575            360
    Depreciation and amortization expenses               6,250              0
                                                       --------       --------

                                                       --------       --------
Total costs and expenses                               $52,100        $   360
                                                       --------       --------



Income or (Loss) from operations                       ($52,100)        ($360)
                                                       ========       ========



                             See accompanying notes

                     BERGAMO ACQUISITION CORP CONSOLIDATED.
                       Statement of Income and Operations
                                    Unaudited
                                  Sept 30, 2002



                                                   FOR THE NINE MONTHS ENDED
                                                   Sep 2002         Sep 2001
                                                --------------   --------------
Revenues                                            $     0        $     0
                                                    --------       --------


Cost and expenses:
    Cost of revenues                                  3,275              0
    Selling,general and administration               42,575          1,365
    Depreciation and amortization expenses            6,250              0
                                                    --------       --------

                                                    --------       --------
Total costs and expenses                            $52,100        $ 1,365
                                                    --------       --------



Income or (Loss) from operations                    ($52,100)      ($1,365)
                                                    ========       ========



                             See accompanying notes

                     BERGAMO ACQUISITION CORP. CONSOLIDATED
                            Statement of Cash Flows



                                                          NINE MONTHS ENDED
                                                        30-Sep        30-Sep
                                                         2002          2001
                                                       ---------     ---------
          CASH FLOW FROM OPERATING ACTIVITIES
              Net Income(Loss)                          (52,100)       (1,365)
              Adjustments to reconcile Net Income
              to net cash provided by operations:
                  Due From Factor                       115,534
                  Advances                               (6,300)
                  Accrued Expenses                       (6,771)            0
                                                       ---------     ---------
          Net cash provided by Operating Activities    $ 50,363       ($1,365)

          CASH FLOWS FROM INVESTING ACTIVITIES
              DARE License fee                         (50,000)
              SAVE THE CHILDREN License fee            (25,000)
              Organization Costs:Accum Amortization      6,250
                                                       ---------     ---------
          Net cash provided by Investing Activities    (68,750)             0

          CASH FLOWS FROM FINANCING ACTIVITIES
                                                       ---------     ---------
          Paid in Capital                                16,175          1365
                                                       ---------     ---------
      Net cash increase for period                       (2,212)            0
                                                       ---------     ---------

                                                       ---------     ---------
Cash at beginning of period                              (2,212)     $      0
                                                       =========     =========
Cash at end of period                                  $      0      $      0
                                                       =========     =========



                             See accompanying notes

                     BERGAMO ACQUISITION CORP. CONSOLIDATED
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     (a)  General
          -------

Bergamo Acquisition Corp.'s business plan is to attempt to build a domestic manufacturing business based on its President's 30 year reputation in the clothing industry and recent contacts. The Company has currently been importing goods made for it in Japan, Korea, Hong Kong, China, Cambodia, Malaysia, Pakistan, Dubai, Kenya, Tanzania and the United States.

     (b)  Basis of Presentation
          ---------------------

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for financial information.

Accordingly, they do include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented.

     (c)  Per Share Information
          ---------------------

Per share information is determined using the weighted average number of shares outstanding.

     (d)  Furniture and Equipment
          -----------------------

Furniture and equipment is carried at cost, no depreciation was taken on the production machinery and equipment needed to manufacture locally for 2001 as it was in storage and not in use. The Company will use, when the machinery is functioning, straight-line methods over estimated useful lives of the assets ranging from five to seven years.

     (e)  Revenue and Expense Recognition
          -------------------------------

As of December 31, 2001, the Company had all of its sales factored to Transfac, all receivables are thru the factor. The Company intends to recognize revenues from sales as soon as a product is shipped and the invoice sent to the factor. Currently, there are no receivables with the factor as there have not been any sales to date.

     (f)  Concentrations
          --------------

Financial instruments that potentially subject the company to concentrations of credit risk consist of large sales to computerized discount chains, consolidated stores and specialty retailers. At December 31, 2001 the Company had two trade receivables.(These receivable were paid off by March 31, 2002.)

     (g)  Cash Equivalents
          ----------------

The Company has no short-term investments in securities that mature in 90 days or less. Also, the there no long term liabilities.


     (h)  Allowance for Doubtful Accounts
          -------------------------------

Based on collection experience of the Company, no allowance for doubtful accounts has been provided. Historically the Company has never had any material amounts of uncollectible accounts. All of the receivables posted at December 31, 2001 were paid off by March 31, 2002.

     (i) Use of Estimates in the Preparation of Financial Statements -----------------------------------------------------------The
preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (j)  Geographic Area of Operations
          -----------------------------

The Company operates its business principally in California, but expects to expand with its new lines of products coming from its new Licenses for SAVE THE CHILDREN and DARE, allowing the Company to use their logos on the Company's clothing products. The potential for severe financial impact can result from negative effects of economic conditions within the markets or geographic areas. Since the Company's business is principally in one area, this concentration of operations results in an associated risk and uncertainty.

Note 2 -  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company continues to operate selling, importing, and distributing using its various licenses and trade name labels in a profitable manner as it did throughout 2001.

Note 3 - Common Stock

The Company has authorized 20,000,000 of Common Stock and 10,000,000 of Preferred Stock. 2,500,00 shares of common stock had been issued at the end of September, 2002.

Note 4 - Notes Payable

There are no notes or loans that helped finance this last year of operations.

Note 5 - Leases

Effective October 1, 2001 the Company entered into a lease agreement for office facilities in Los Angeles, CA. The Company is currently using this office facility. The lease is month-to-month at $1500 a month. No other lease commitments have been made.

Note 8 -  Company Officers

HILLARD HERZOG is President and CEO:
He has a broad depth of over 30 years experience, including the leadership of several New York Stock Exchange clothing firms serving the needs of top-level retailers throughout the industry. In addition, he has acted to build from inception several major vertically integrated firms similar to the proposed expansion of this Company, utilizing the Jayre of California brand

SOHAIL PAREKH is Vice President, Secretary, Treasurer:
He is a third generation clothing executive from Pakistan with over 15 years experience. He worked in all aspects of Corona International in Pakistan which manufactured high quality fabrics sold to international and domestic clientele. He has worked with Hillard Herzog since 1996 helping him to expand and has been responsible for planning, implementing and supervising the overall activities of the Company and re-establishing the Jayre of California brand.

Note 9 - Agreement

On July 11, 2002, the Company acquired Clothing Source of California, Inc., through a merger with an acquisition subsidiary. Under the terms of the Agreement and plan of merger, the Company issued 2,000,000 shares of common stock to the shareholders of Clothing Source of Calif., Inc., so that after the merger the former shareholders of Clothing Source hold 80% of the outstanding shares of the combined entity. Prior to the transaction there was no material relationships between Bergamo and Clothing Source. The purpose of this Agreement was so that Clothing Source of Calif., inc. could enter the public market in order to raise the capital to establish a domestic production facility to house the entire process, including design, manufacture, and distribution in a single location, development of such a facility requires significant financing. In the interim, the Company intends to continue to sell, import, distribute, and manufacture under its various licenses and trade name labels in a profitable manner, while waiting for its development of the domestic facility.

Note 10 - Upcoming Sales and Cash Position Changes

On November 14, 2002 the Company had signed purchase orders for clothing to be delivered from December 2002 thru December 2003 for $8,400,000. The Company has renewable letters of credit to collateralize these sales in the following amounts, $377,780, $277,047 and $192,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         Some of the information in this quarterly report may contain forward-looking statements, including statements related to anticipated operating results, margins, growth, financial resources, capital requirements, adequacy of the Company's financial resources, the development of new markets, the design, manufacture, distribution, and commercial acceptance of new apparel products, and future product development efforts. Forward-looking statements involve risks and uncertainties, which may affect our business and prospects, including but not limited to, the Company's expected need for additional funding and the uncertainty of receiving the additional funding, changes in economic and market conditions, acceptance of our products by our target markets, new development of competitive products, administrative and regulatory approvals and related considerations, and other factors discussed in our filings with the Securities and Exchange Commission.

         The Company was formed in April 1997, for the purpose of seeking acquisitions. In July 2002, the Company acquired Clothing Source of California, Inc. a California corporation engaged in the manufacture of licensed labeled garments ("Clothing Source"). Under the terms of the Agreement and Plan of Merger, the Company issued 2,000,000 shares of Common Stock to the shareholders of Clothing Source, so that after the merger the former shareholders of Clothing Source hold 80% of the outstanding shares of the combined entity. Each shareholder of Clothing Source received .2 shares of Common Stock of the Company for each share of Common Stock of Clothing Source held by him.

         The Company is continuing the business of Clothing Source, the design, manufacture and wholesale distribution of licensed, labeled garments for adults and children, to be sold through national retail chains. The Company has entered into license agreements with certain nonprofit and/or charitable organizations, as well as more conventional licensors, permitting the Company to display their proprietary logos, labels and marks on the garments. In the case of garments utilizing logos or labels licensed from nonprofit or charitable organizations, a portion of the sales price is typically donated to the licensing organization.

         While most of the Company's garments are to be imported from contract manufacturers in Asia and Africa, the Company plans to establish a domestic production facility to house the entire process, including design, manufacture and distribution, in a single location in the United States. Development of such a facility will require significant financing, and the Company has no commitments for such financing at present.

Item 3. Controls and Procedures.

          Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances.

         Since the date of the evaluation described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable

Item 2.  Changes in Securities and Use of Proceeds.

         Inapplicable

Item 3.  Defaults Upon Senior Securities.

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Inapplicable

Item 5.  Other Information

         Inapplicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are included herein:

                  99.1     Certification of Chief Executive Officer

                  99.2     Certification of Chief Financial Officer.

         (b) Reports on Form 8-K :

                  (a) The Company filed a Report on Form 8-K, dated July 11, 2002 on August 9, 2002, with disclosures under Items 1, 2 , 4 and 7. Subsequently, on August 15, 2002, the Company filed an Amendment to the Report on Form 8-K, with respect to Items 4 and 7 thereof. On September 9, 2002, the Company filed another amendment to the Report on Form 8-K, with disclosure under
Item 7, including audited financial statements of Clothing Source of California, Inc. for the year ended December 31, 2001 and unaudited financial statements for the period of six months ended June 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BERGAMO ACQUISITION CORPORATION

Dated:  November 19, 2002                       /s/  Hillard Herzog
                                                -------------------
                                                By: Hillard Herzog
                                                   Its: President

                                                /s/ Sohail Parekh
                                                -----------------
                                                By: Sohail Parekh
                                                   Its: Chief Financial Officer

                                  CERTIFICATION


I, Hillard Herzog, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bergamo Acquisition Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19 , 2002

                                                       /s/ Hillard Herzog
                                                       ------------------
                                                       Hillard Herzog, President

                                  CERTIFICATION


I, Sohail Parekh, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bergamo Acquisition Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                                          /s/ Sohail Parekh
                                          -----------------
                                          Sohail Parekh, Chief Financial Officer