Form 10KSB
period 2002-12-31
BERGAMO ACQUISITION CORP
filed 2003-04-14
CIK 1106652

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      Annual report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

                   For the fiscal year ended December 31, 2002
                         Commission file Number 0-25611

                            Bergamo Acquisition Corp.
                 (Name of small business issuer in its charter)

        Delaware                                          33-0889193
(State of incorporation)                          (I.R.S. Employer I.D. No.)

             13101 Washington Blvd., Suite 122, Los Angeles, CA 90066
                    (Address of principal executive offices)

                    Issuer's telephone number (310) 566-7330

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X] No [ ].

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for fiscal year 2002 were $0.

         As of March 31, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,047,840 and the number of shares outstanding of the registrant's Common Stock was 2,542,500.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this report, the words "believe," "plan," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

COMPANY BACKGROUND AND SUMMARY

         Bergamo Acquisition Corp.(the "Company" or "Bergamo"), is a Delaware corporation originally incorporated as a blank check company in 1997. The Company was organized for the purpose of acquiring an interest in a suitable operating business. In July of 2002 the Company acquired Clothing Source of California, Inc., a California corporation ("Clothing Source"), an operating company organized in October 2000 and engaged in the design, manufacture, sale and import of apparel and related items. Our executive offices and principal operations are located at 13101 Washington Blvd., Suite 122, Los Angeles, California 90066 and our telephone number is (310) 566-7330. We maintain a website at www.bergamocorp.com.

         As a result of the merger of Clothing Source into Bergamo, the shareholders of Clothing Source received 80% of the outstanding shares, which resulted in them controlling Bergamo. The officers and directors of Clothing Source became the officers and directors of Bergamo. Accordingly, the combined company has continued the business and management of Clothing Source.

DESCRIPTION OF BUSINESS

INTRODUCTION

         The Company designs, produces and distributes clothing and related products for active minded people. Our primary focus is apparel for men, women, youth, and toddlers under the JAYRE, Save the Children, and D.A.R.E. America labels. We also manufacture products, through a private label program, and imports finished garments manufactured to our specifications from several foreign countries. Retail customers include specialty retailers, such as Charming Shoppes, Dunlaps, Bealls, Boscovs and Mandy Shops, department stores such as Kohl's, Dillard's, Federated Stores, and Robinson's/May, and discount channels such as Newton buying group (MarMax), Costco, Dollar General, Mervyns, Kohl's, Ross Stores, Target, and Wal-Mart. We sell garments to these and other retailers through our own officers and through independent sales representatives. We aim to provide fashionable clothing to the popularly priced market segment that generally retails between $10 and $60 per item. We compete primarily on the basis of price, quality, the desirability of our fabrics, and the reliability of its delivery and service.

         We generate sales exclusively in the United States and pay royalties to various licensors, whose trademarks, logos and symbols are licensed to us. Our account base varies according to the brand and demographic group being served. While the majority of our products are imported from Africa and Asia, some are manufactured in the United States. We also plan to manufacture our products and expand production in the United States in the near future. See "Use of Proceeds".

MANUFACTURING AND SUPPLY; PRODUCTION AND RAW MATERIAL

         Our products are manufactured by independent contractors from raw material provided by the Company, while the remainder is imported as finished goods. We manufacture our products in East Africa, Asia and the United States.

         Historically, the Company has provided patterns and designs to independent contractors to begin the production process. After the fabric is cut, it passes through various processes which may include sewing, washing, dyeing, embroidering and silk screening. These processes occur in different orders based on the design and style of the product. Our quality control inspectors and production managers monitor the sizing and quality of the goods from the initial receiving of raw materials through the various processing stage until the completed garment is delivered to distribution centers. In general, no long-term contractual agreements exist between the Company and its independent manufacturing contractors.

         Good are generally manufactured and processed on an order-by-order basis. We believe that numerous qualified contractors and finished goods suppliers are available to provide additional capacity on an as-needed basis, and that we enjoys favorable ongoing relationship with these contractors and suppliers.

         We believe that we have established solid working relationships over many years with vendors that we believe are financially stable and reputable. As we have grown, we believe that appropriate planning has been performed to ensure that current suppliers can provide increased levels of raw material as required by production demands. In addition, alternate and/or backup suppliers are researched, tested, and added as needed. To date, the Company has not experienced, nor does it anticipate, any significant difficulties in satisfying its raw material requirements. However, in the event of any unanticipated substantial disruption of the Company's relationship with its key existing raw material suppliers, there could be a short-term adverse effect on the Company's operations.

         We attempt to optimize inventory of its finished products to meet sales commitments and anticipated orders and reorders on a seasonal basis.

         Sleepwear garments are produced in a variety of fabrics and styles, including robes, pajamas, nightshirts and nightgowns, which are sold under our own labels and retailers' private labels. The Company develops merchandise lines for production and importation in two principal ways:

         (l) Private Label - the Company works with major retailers in developing product lines which the Company then has manufactured and imported and which are generally sold under these retailers' private labels

         (2) Company Brand - the Company develops its own lines of clothing styles which are shown to retailers by independent sales representatives. Styles developed by the Company are sold under both Company trademarks and private retailer labels.

         For private label sales, our sales personnel meet with buyers representing retailers who custom order products by style, fabric, and color. These buyers may provide samples or may select styles already available. The Company has an established reputation for its ability to arrange for foreign manufacture on a reliable, expeditious and cost-effective basis.

         The great majority of the garments we sell are manufactured abroad. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment that can be retailed in the popular, value and moderate price ranges. The Company arranges for the production of garments with suppliers on a purchase order basis, with each order generally backed by an irrevocable letter of credit. The Company generally does not have any long-term contractual arrangements with manufacturers. This provides the Company with flexibility regarding the selection of manufacturers for future production of goods. The Company believes that it could replace the loss of any particular manufacturer in any country within a reasonable time period. However, in the event of the loss of a major manufacturer the Company could experience a temporary interruption in supply.

         As a result of import restrictions on certain garments imposed by bilateral trade agreements between the United States and certain foreign countries, the Company has sought diversity in the number of countries in which it has manufacturing arrangements. The percentage of total purchases from particular countries varies from period to period based upon quota availability and price considerations. The Company has arranged, and will continue to arrange, for production in the United States when economically feasible to meet special needs. At present, because of favorable labor costs and lack of import duties, the Company is focusing its contract manufacturing on countries in East Africa, particularly Kenya and Tanzania

         In some cases, the manufacturer or agent with whom the Company contracts for production may subcontract work. Most of the countries have numerous suppliers that have the technical capability to manufacture garments of the type sold by the Company. The availability of alternate sources tends to offset the risk associated with the loss of a major manufacturer.

         We believe that the production capacity of foreign manufacturers with which we have developed, or are developing, a relationship is adequate to meet our production requirements for the foreseeable future. However, because of existing and potential import restrictions, economic conditions, and labor conditions, we continue to attempt to diversify its sources of supply.

         Purchases from foreign suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have long-term, formal arrangements with the suppliers which manufacture its products. The Company continually seeks additional suppliers throughout the world for its sourcing needs.

         Our representatives or agents regularly visit manufacturers to inspect garments and monitor production facilities in order to assure timely delivery, maintain quality control and issue inspection certificates. Furthermore, through these representatives and independent inspectors from customers, the Company attempts to ensure that the factories the Company uses for production adhere to policies consistent with prevailing labor laws. A sample of garments from a percentage of each production run is inspected before each shipment. Letters of credit arranged by the Company generally require, as a condition to the release of funds to the supplier, that a representative of the Company sign an inspection certificate.

         In November of 2001 we entered into an Apparel Purchase Agreement with Roochi Traders, Inc., a Los Angeles-based apparel distributor, under which Roochi has agreed to purchase garments from us for a purchase price of approximately $850,000, the purchase price to be paid by letters of credit. The garments are being manufactured in Africa by contract manufacturers selected by the Company.

PRODUCT AND BRANDS; LICENSING ARRANGEMENTS

         The Company's domestic business began by the manufacture and sale of "JAYRE" branded garments in the United State in 2000. The Company owns the "JAYRE" trademark. Since that time, the Company's product lines have expanded and the Company has added other brands to its portfolio to address a wide variety of consumers.

         The Company's product lines includes t-shirts, knits, wovens, fleece, pants, nightshirts, pajamas, lingerie, towels, and socks. Bergamo has also expanded demographically and currently targets both sexes and all age groups.

         A woman's clothing line utilizing the "Save the Children" logo and brand was introduced in 2001, and includes a full range of active wear, sleepwear, loungewear, and lingerie for women and young women. In 2002, the "Save the Children" line was expanded into the boy's category "Save the Children" is an international human rights and relief organization that attempts to create opportunities for the world's children to live safe, healthy, and fulfilling lives. The Company is the exclusive U.S. licensee for this chain of distribution, and pays Save the Children a royalty based on goods sold. We entered into a sublicense agreement with a licensee of "Save the Children" in 2001. This agreement requires the company to pay royalties of 8% of sales, with minimum royalties of $25,000 per year.

         In late 2002 we added the "D.A.R.E. America" product line, which includes t-shirts, fleece wear, socks, towels and other apparel items through various retail channels. The line is primarily targeted towards men, women, boys, girls, and toddlers. The Company and D.A.R.E. America entered into an agreement in September 2002 that requires, among other things, the Company to pay a fee of approximately $500,000 per year for advertising and promotion, in addition to royalties from sale.

         D.A.R.E. (Drug Abuse Resistance Education) is a program, operated principally in connection with local police agencies, that encourages children to avoid involvement in drugs, gangs, and violence. D.A.R.E. was founded in 1983 in Los Angeles and has been implemented in nearly 80 percent of the nation's school districts and in more than 54 countries around the world. D.A.R.E. is a police officer-led series of classroom lessons that teaches children from kindergarten through 12th grade how to resist peer pressure and live productive drug and violence-free lives.

         The Company has rights to distribute products with the "Save the Children" and "D.A.R.E." intellectual properties in retail channels in the United States only. The Company has developed its other labels internally. The Company believes that trademark protection of labels and logos is an important component of its business.

REGULATORY MATTERS; IMPORT RESTRICTIONS AND TARIFFS

         The Agreement on Textile and Clothing (the "ATC"), provides the basic guidelines for administering import quotas and related matters. Although the Company has concentrated on importing goods from countries not subject to tariffs, the ATC would apply to goods imported from most countries. The ATC contains three provisions that could affect the Company's business to varying degrees in the future. First, the ATC requires that import quotas be phased out in four stages over a ten-year period. Second, over the first six years, import tariffs will be reduced from an average of 19% to 17.5%. Finally, new rules of origin took effect whereby the country in which the garment is assembled is deemed the country of origin instead of the country in which the fabric is cut.

         We closely monitor the status of applicable import quotas and the extent to which they are being filled. The Company bases its production decisions, in part, on whether a particular supplier country has entered into an agreement with the United States restricting trade in certain garments and, if so, the extent to which the applicable quota imposed for a particular year is expected to be filled by a scheduled shipment date. In some cases, the Company has responded to the anticipated exhaustion of a particular quota by having goods manufactured and shipped prior to the receipt of purchase orders or well in advance of scheduled delivery dates in order to be assured that garments will be imported into the United States before the applicable quota is filled. In these instances, the Company is required to hold garments in inventory, sometimes for several months, before shipment to customers. This can occur, normally, toward the end of a calendar year.

         Import restrictions have, in some cases, increased the cost of finished goods to the Company as a result of increased competition for a restricted supply of goods. The Company's future results may also be affected by additional bilateral or unilateral trade restrictions, a significant change in existing quotas, political instability resulting in the disruption of trade from exporting countries, or the imposition of additional duties, taxes and other charges on imports.

         We import finished goods to our domestic operations under trade agreements between the United State and a number of foreign countries, including Tanzania, Kenya, and Pakistan. These agreements impose quotas on the amount and type of textile and apparel products that can be imported into the United States from the affected countries. The Company does not anticipate that these restrictions will materially or adversely affect its operations since it would be able to meet its needs domestically or from countries not affected by the restriction on an annual basis. There are currently no import duties or quota requirements from Tanzania and Kenya.

         Because of import restrictions and quotas, embargos, and political instability in some countries of origin, the Company may be unable, from time to time, to import certain types of garments. Because of the Company's dependence on foreign suppliers, a significant tightening or utilization of import quotas for the types of garments imported by the Company, applicable to a substantial number of countries from which the Company imports, could force the Company to seek other sources of supply and to take other actions which could increase costs of production. This could also cause delays in production and result in cancellation of orders. Any of these factors could result in an adverse financial impact on the Company.

         We believe we have the ability to locate, establish relationships with and develop manufacturing sources in countries where the Company has not previously operated. Whenever possible, the Company moves production to countries in which applicable quotas remain unfilled or to countries in which no quotas are imposed. The Company may also shift production to non-quota garments if a market for such garments exists. The time required to commence contract production in supplier countries ranges from several weeks in the case of a country with a relatively well developed garment manufacturing industry to four months or more for a country in which there are less developed capabilities. The cost to the Company of arranging for production in a country generally involves management time and associated travel expenses.

         Import restrictions have, in some cases, increased the cost of finished goods to the Company as a result of increased competition for a restricted supply of goods. The Company's future results may also be affected by additional bilateral or unilateral trade restrictions, a significant change in existing quotas, political instability resulting in the disruption of trade from exporting countries, or the imposition of additional duties, taxes and other charges on imports.

MARKETING AND SALES

         Our policy is to sell to retailers who provide an outstanding in-store experience for their customers and who merchandise our products in a manner consistent with the Company's image and the quality of its products. The customer base includes department stores, national and regional retail chains, discount store and specialty stores. The Company's account base is different depending on the brand and demographic group. Our products are sold to customers that have approximately 7,000 store locations combined. The JAYRE brand accounted for approximately 85% of consolidated net sales during fiscal 2001.

         Sales of the Company's products are made by directly by Company officers and by independent sales representatives in the United States. Sales representatives are generally compensated on a commission basis.

         At present, most garments are shipped by suppliers in bulk form to the Company's contract warehouse facility in Los Angeles, where they are sorted, stored and packed for distribution to customers. From time to time, the Company may rent additional short-term warehouse space as needed to accommodate its requirements during peak shipping periods. In addition, to facilitate shipping to customers, some of its overseas suppliers perform sorting, price ticketing, hanging, and packing functions.

PROMOTION AND ADVERTISING

         The Company's history is in the sprit of a casual lifestyle and positive association and it has developed brands that represent our heritage. The Company's strategy is to continue to promote its branding concepts with the skill and resources of its licensors. Simultaneously, we will promote the transition of these labels into the mainstream retail marketplace. The Company believes the "D.A.R.E.", "Save the Children", and "JAYRE" image, innovation and reputation for quality and style have facilitated, and will continue to facilitate, the introduction and acceptance of new products.

         The Company is a proxy for the three-decade history of founders, who are known in the garment business for their core marketing, operational and financial success. As such, the exiting relationship between the founders and retail buyers have greatly facilitated the promotion of the company's licensed products into the mainstream marketplace. The Company believes that continued product diversification, development of other labels and strong core distribution allow the Company to reach other markets beyond its roots. The Company currently reaches into the toddler, youth, and adult markets. These markets include males and females, young people (4 - 20 years of age) and older people (20 - 40 years of age).

         Our licensors advertise in core magazines such as "Seventeen." In addition to print media, D.A.R.E. has a national program in every elementary school promoting drug education reaching 36 million children and adults per year. "Save the Children" works with 50 corporate partners such as Microsoft, American Express, and Pepsi Cola across the county resulting in over 100 million annual gross impressions.

COMPETITION

         The apparel business is highly competitive and consists of many manufacturers and distributors, none of which accounts for a significant percentage of total sales in the overall market, but many of which are larger and have substantially greater resources than the Company. The Company competes with both domestic manufacturers and importers, primarily on an item-by-item basis, with respect to brand name recognition, price, quality and availability. The Company competes with a number of companies which import clothing from abroad for wholesale distribution, with domestic retailers having established foreign manufacturing capabilities and with domestically produced goods. Management believes that the Company competes upon the basis of price, quality, the desirability of its fabrics and styles, and the reliability of its service and delivery. In addition, the Company has developed long-term working relationships with manufacturers and agents, which provide the Company with reliable sources of supply.

         Our ability to evaluate and respond to changing consumer demands and tastes is critical to our success. We believe that consumer acceptance depends on product, image, design, fir and quality. Consequently, we have developed an experienced team of designers, artists, merchandisers, pattern makers, and cutting and sewing contractors that has helped the Company remain in the forefront of design in the areas in which we compete. The Company believes, however, that its continued success will depend on its ability to promote its image and to design products acceptable to the marketplace.

EMPLOYEES

         As of December 2002, we employed two persons. All other functional areas are contracted, including operations, sales and marketing, and financial services. We may also employ temporary personnel on a seasonal basis. None of the employees is represented by a union. The Company considers its working relationships with its employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute. The Company contracts with an unrelated entity to provide warehouse services.

ITEM 2.  DESCRIPTION OF PROPERTY

          Our executive offices and merchandising and design offices are located in Los Angeles, California. We also contract for the use of public warehousing to package and ship our goods. The aggregate monthly rental payment for rented facilities is approximately $3,000. The Company believes that its present facilities will be adequate for its immediately foreseeable business needs.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is not publicly traded. As of March 26, 2003, there were approximately 85 record holders of the Company's Common Stock.

         The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

          In December of 2002 the Company sold 42,500 shares of Common Stock in a private placement to three individuals. The Company believes the issuance was exempt from the registration requirements of the Securities Act 1933 by reason of Section 4(2) thereof and Regulation D thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Bergamo Acquisition Corp. is a Delaware corporation originally incorporated as a blank check company in1997. The Company was organized for the purpose of acquiring an interest in a suitable operating business. In July of 2002 the Company acquired Clothing Source of California, Inc., a California corporation ("Clothing Source"), an operating company, organized in October 2000 and engaged in the design, manufacture, sale and import of apparel and related items.

PLAN OF OPERATIONS

         The Company plans to continue the business of Clothing Source, the design, manufacture and wholesale distribution of licensed, labeled garments for adults and children, to be sold through national retail chains. The Company has entered into license agreements with certain nonprofit and/or charitable organizations, as well as more conventional licensors, permitting the Company to display their proprietary logos, labels and marks on the garments. In the case of garments utilizing logos or labels licensed from nonprofit or charitable organizations, a portion of the sales price is typically donated to the licensing organization.

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

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

         The Company had no sales revenues to report for 2002,as its operations consisted solely of negotiating the merger of Clothing Source, finalizing licensing agreements, and establishing and maintaining relationships with vendors and customers. Revenues during 2001 of $836,133 were revenues of Clothing Source from the sale of apparel. There was no cost of sales during 2002, since there were no sales. Cost of sales during 2001 of $515,754 represented costs of manufacturing or acquiring apparel inventory. Selling, general and administrative expenses of $117,365 during 2001 represented a decrease of $148,053 from 2001, resulting from the lack of manufacturing and sales activities.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY AND CAPITAL RESOURCES. On December 31, 2002, Company had no cash, but held inventory of $165,084. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations during the 2003 fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of December 31, 2002, the Company had an accumulated deficit of $74,902. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

ITEM 7. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

Auditor's Report

Balance Sheets at December 31, 2002 and December 31, 2001

Statements of Operations for the years ended December 31, 2002 and 2001

Statements of Cash Flows for the years ended December 31, 2002 and 2001

Statement of Shareholders' Equity

Notes to Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors and Stockholders of Bergamo Acquisition Corp.

         I have audited the accompanying balance sheets of Bergamo Acquisition Corp. at December 31, 2002 and 2001, and the related statements of income, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern, as referred to in Note 2.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Henry Schiffer, CPA
AN ACCOUNTANCY CORPORATION
Beverly Hills, California
March 31, 2003

                                BERGAMO ACQUISITION CORP. CONSOLIDATED
                                            BALANCE SHEET


                                                                        Dec. 31, 2002    Dec. 30, 2001
                                                                        -------------    -------------
                           ASSETS
Current Assets
                       Advances                                         $      6,300     $          0
                       Inventory                                             165,084                0
                       Accounts Receivable-Factor                                  0          242,677
                                                                        -------------    -------------
Total Current Assets                                                         171,384          242,677
Fixed Assets
      Machinery & Equipment-Gross                                             73,843           73,843
                                                                        -------------    -------------
                       not in use-no depreciation
Total Fixed Assets                                                            73,843           73,843
Other Assets
      License Fees & Organization Costs net                                   62,500
                       of amortization                                                              1
      Security Deposit                                                         1,250            1,250
                                                                        -------------    -------------
Total Other Assets                                                            63,750            1,251
                                                                        -------------    -------------
                           TOTAL ASSETS                                 $    308,977     $    317,771
                                                                        =============    =============

                           LIABILITIES & STOCKHOLDERS' EQUITY

      Current Liabilities
                           Accrued Expenses                             $     14,622     $      8,356
                                                                        -------------    -------------
      Total Current Liabilities                                               14,622            8,356
                                                                        -------------    -------------
Total Liabilities                                                             14,622            8,356
Stockholders' Equity
      Paid in Capital                                                        114,804
      20,000,000 Common Stock, authorized
      10,000.000 Preferred Stock authorized
      500,000 Shares  Common Stock
      2,542,500 shares of Common Stock issued & outstanding
         at 12/31/02                                                         254,453          254,453
      Net Income accumulated                                                 -74,902           54,962
                                                                        -------------    -------------
                           Total Stockholders' Equity                        294,355          309,415
                                                                        -------------    -------------
                           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $    308,977     $    317,771
                                                                        =============    =============

                                                  12

                     BERGAMO ACQUISITION CORP CONSOLIDATED
                       Statement of Income and Operations


                                                   FOR THE TWELVE MONTHS ENDED
                                                 December 2002   December 2001
                                                 --------------   --------------

Revenues                                         $          0     $    836,133
                                                 -------------    -------------

Cost and expenses:
      Cost of revenues                                      0          515,754
      Selling, general and administration             117,365          265,418
      Depreciation and amortization expenses           12,500                0
                                                 -------------    -------------

                                                 -------------    -------------
Total costs and expenses                         $    129,865     $    781,172
                                                 -------------    -------------

Income or (Loss) from operations                 $   (129,865)     $     54,961
                                                 =============    =============

                     BERGAMO ACQUISITION CORP CONSOLIDATED.
                             Statement of Cash Flows


                                                      JAN - DEC 02  JAN - DEC 01
                                                      --------------------------
          CASH FLOW FROM OPERATING ACTIVITIES
              Net Income(Loss)                          -129,865       54,962
              Adjustments to reconcile Net Income
              to net cash provided by operations:
                  Due From Factor                        242,676     -242,676
                  Advances                                -6,300           -2
                  Inventory                                          -165,084
                  Accrued Expenses                         6,269        8,356
                                                        ---------    ---------
          Net cash provided by Operating Activities     -$52,304     -179,360

          CASH FLOWS FROM INVESTING ACTIVITIES
              Security deposit                                         -1,250
              Fixed Assets                                            -73,843
              DARE License fee                           -50,000
              SAVE THE CHILDREN License fee              -25,000
              Organization Costs: Accum Amortization       12,500            0
                                                        ---------    ---------
          Net cash provided by Investing Activities      -62,500      -75,093

          CASH FLOWS FROM FINANCING ACTIVITIES
          Common Stock                                                254,453
          Paid in Capital                                 114804            0
                                                        ---------    ---------
      Net cash increase for period                             0            0

Cash at beginning of period                             $      0     $      0
                                                        ---------    ---------

Cash at end of period                                   $      0     $      0

                                             BERGAMO ACQUISITION CORP.
                                   Statements of Changes In Stockholders' Equity
                                      For The Period Ended December 31, 2002

                                      NO. OF COMMON        STOCK        PAID IN        ACCUMULATED         TOTAL
                                       STOCK SHARES        AMOUNT       CAPITAL     INCOME (DEFICIT)
                                    ------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001           10,000,000         254,453                        54,962           309,415

NET INCOME FROM BOOKS AT                                                               -129,865
   12/31/2002                                                         $ 114,804

BALANCE AT DECEMBER 31, 2002           10,000,000       $ 254,453     $ 114,804       $ (74,902)        $ 294,355
                                                        ==========    ==========      ==========        ==========

                     BERGAMO ACQUISITION CORP. CONSOLIDATED
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     (a) General
         -------

         Bergamo Acquisition Corp. (the "Company") business plan is to attempt to build a domestic manufacturing business based on the President's 30 year good reputation in the clothing industry and recent contacts. The Company has currently been importing goods made for them in Japan, Korea, Hong Kong, China, Cambodia, Malaysia, Pakistan, Dubai, Kenya, Tanzania and the United States.

     (b) Basis of Presentation
         ---------------------

         The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for financial information.

         Accordingly, they do include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation of the results for the period presented.

     (c) Per Share Information
         ---------------------

         Per share information is determined using the weighted average number of shares outstanding.

     (d) Furniture and Equipment
         -----------------------

         Furniture and equipment will be carried at cost, no depreciation was taken on the production machinery and equipment needed to manufacture locally for 2002 as it was in storage and not in use. The Company will use, when the machinery is functioning, straight-line methods over estimated useful lives of the assets ranging from five to seven years.

     (e) Revenue and Expense Recognition
         -------------------------------

         As of March, 2003, the Company will have all of their sales factored thru the factor. The Company intends to recognize revenues from sales as soon as it shipped and the invoice sent to the factor. Currently, there are no receivables with the factor as there have not been any sales to date.

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

     (i) Use of Estimates in the Preparation of Financial Statements
         -----------------------------------------------------------

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

     (j) Geographic Area of Operations
         -----------------------------

         The Company operates its business principally in California, but expects to expand with its new lines of products coming from its new Licenses for SAVE THE CHILDREN AND DARE, allowing them to use their logos on The Company's clothing.

Note 2 -  Basis of Presentation - Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company continues to try selling, importing, and distributing using its various licenses and trade name labels. These licenses for SAVE THE CHILDREN AND DARE are good till April 2006 and will be amortized as such intangible assets.

         No business was booked for 2002,. the principals, Mr. Herzog and Mr. Parekh have been and will continue to put in their personal capital to keep the fixed expenses paid timely.

Note 3 - Common Stock

         The Company has authorized 20,000,000 of Common Stock and 10,000,000 of Preferred Stock. 2,500,00 shares of common stock had been issued at the end of December, 2002.

Note 4 - Notes Payable

         There are no notes or loans that helped finance this last year of operations.

Note 5 - Leases

         Effective October 1, 2001 the Company entered into a lease agreement for office facilities in Los Angeles, CA. The Company is currently using this office facility. The lease is month-to-month at $1500 a month. No other lease commitments have been made.

Note 6 -  Company Officers

         Hillard Herzog is President and CEO:
         He has a broad depth of over 30 years experience including the leadership of several New York Stock Exchange clothing firms serving the needs of top-level retailers throughout the industry. In addition, he has acted to build from scratch, several major vertically integrated firms similar to the proposed expansion of this Company, utilizing the Jayre of California Brand which he solely owns. His unique place in the clothing industry, qualifies him to lead this company to great success in setting up a clothing manufacturing firm serving the top level retailers throughout both the domestic and international markets.

         Sohail Parekh is Vice President, Secretary, Treasurer:
         He is a third generation clothing executive from Pakistan with over 15 years experience. He worked in all aspects of Corona International in Pakistan which manufactured high quality fabrics sold to International and domestic clientele. He has worked with Hillard Herzog since 1996 helping him to expand and has been responsible for planning, implementing and supervising the overall activities of the Company and re-establishing the Jayre of California Brand. He is a legal resident alien with an approved labor certification pending adjustment of status application I140, Part I is already approved and Parts II and III have been submitted.

Note 9 - Agreement

         On July 11, 2002, Bergamo Acquisition Corp., a public company, through a merger with an acquisition subsidiary, acquired Clothing Source of California in a reverse merger. Under the terms of the Agreement and plan of merger, Bergamo issued 2,000,000 shares of common stock to the shareholders of Clothing Source of Calif., Inc., so that after the merger the former shareholders of Clothing Source hold 80% of the outstanding shares of the combined entity. Prior to the transaction there was no material relationships between Bergamo and Clothing Source. The purpose of this Agreement was so that Clothing Source of Calif., inc. could enter the public market in order to raise the capital to establish a domestic production facility to house the entire process, including design, manufacture, and distribution in a single location, development of such a facility requires significant financing. In the interim, the Company intends to continue to sell, import, distribute, and manufacture under its various licenses and trade name labels in a profitable manner, while waiting for its development of the domestic facility.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following is a brief description of the directors and officers of the Company:

         Name                       Age        Positions
         ----                       ---        ---------

         Hillard Herzog             74         President and a director

         Sohail Parekh              37         Secretary, Chief Financial
                                               Officer and a director

         Mr. Herzog is a founder of Clothing Source of California, Inc. and was its President until its merger into Bergamo Acquisition Corp. Prior to that time he was a founder and President of Jayre of California, Inc., a manufacturer of clothing and accessories. Before that, he was President of N.C.C. Industries, Inc., an American Stock Exchange listed firm that manufactured lingerie, bras and foundation garments. Mr. Herzog has also held executive positions with Cluett Peabody and Van Raalte Company, Inc.

         Mr. Parekh is a founder of Clothing Source of California, Inc. and was its Vice President/Chief Financial Officer until its merger into Bergamo Acquisition Corp. For over twenty years prior to that time he was employed by Corona International, a Pakistan-based fabric manufacturer, in various capacities, and established manufacturing facilities for Corona in Pakistan and the United States.

         Directors hold office until a successor is elected and qualified or until their earlier resignation in the manner provided in the Bylaws of the Company.

SECTION 16 COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Stockholders of the Company are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed. Based upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them during the year 2002 by
Section 16 (a).

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation paid to our officers and directors (by our predecessor, Clothing Source of California, Inc.) during 2001 AND 2002. The Company has no stock option, stock appreciation rights, or similar equity-based compensation programs.

Name              Year     Annual         Annual             LT
                            Comp           Comp     Annual   Comp     LT                 All
                           Salary         Bonuses   Comp     Rest     Comp     LTIP      Other
                                            ($)     Other    Stock    Options  Payouts   (1)
Hillard Herzog,   2001      $36,000         -0-      -0-      -0-      -0-      -0-       -0-
                  2002           -0-        -0-      -0-      -0-      -0-      -0-       -0-

Sohail Parekh,    2001      $34,000         -0-      -0-      -0-      -0-      -0-       -0-
                  2002           -0-        -0-      -0-      -0-      -0-      -0-       -0-

        Commencing in July, 2002, Mr. Herzog and Mr. Parekh are each employed at the rate of $7,200 per month, but all such salary has been deferred.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 31, 2003 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

Name and Address                      No. of Shares                  Percentage
----------------                      -------------                   ---------

Hillard Herzog                          806,770 (1)                    32.2%
13101 Washington Blvd., Suite 122
Los Angeles, California 90066

Sohail Parekh                           806,770                        32.2%
13101 Washington Blvd., Suite 122
Los Angeles, California 90066

Suzanne Kerr                            139,000                         5.5%
2600 Michelson Drive
Suite 490, Irvine, CA 92612

Danilo Cacciamatta                      139,000                         5.5%
2600 Michelson Drive
Suite 490, Irvine, CA 92612

Templemore Partners                     139,000                         5.5%
2600 Michelson Drive
Suite 490, Irvine, CA 92612

All Directors and Officers            1,613,540                        64.54%
as a Group (3 Persons)

--------------------
(1) Does not include 114,000 shares owned by Roclyn Witz Herzog, spouse of Mr. Herzog

         Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof. upon the exercise of warrants or options or the conversion of convertible securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1   Agreement and Plan of Merger, dated June 21, 2002.(1)

         2.2 Lock-Up Agreement, dated July 12, 2002, among the Company, Danilo Cacciamatta, Templemore Partners, and Suzanne Kerr.(1)

         3.1   Certificate of Incorporation of the Company (2)

         3.2   Bylaws (2)

         10.1 Apparel Purchase Agreement, dated November 14, 2002 between the Company and Roochi Traders, Inc.(3)

         10.2 Factoring Agreement, dated November 21, 2002 between the Company and GE Capital Commercial Services, Inc.(3)

         10.3* Merchandise License Agreement, dated as of October 1, 2002 between the Company and D.A.R.E. America(4)

         10.4* License Agreement with Wish Licensing LLC, dated August 15,
               2002(4)

         10.5* Office Lease, dated October 16, 2001 between eOfficeSuites, Inc.
               and Clothing Source of California, Inc. (4)

         99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Company's Report on Form 8-K, filed on August 9, 2002

(2) Incorporated by reference from the Report on Form 10-SB of the Company, filed on February 15, 2000.

(3) Incorporated by reference from the Registration Statement on Form SB-2 of the Company filed on December 24, 2002,

(4) Incorporated by reference from Amendment No. 1 to the Registration Statement on Form SB-2 of the Company, filed on February 21, 2003

(b)      Reports on Form 8-K

            None.

ITEM 14.  CONTROLS AND PROCEDURES

          Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our Chief Executive Officer and the Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances.

         Since the date of the evaluation described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Bergamo Acquisition Corp.

Dated:  April 14, 2003                    /s/ Hillard Herzog
                                              -------------------------
                                              Hillard Herzog, President

                                          /s/ Sohail Parekh
                                              -------------------------
                                              Sohail Parekh, Secretary

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                          Title                           Date

/s/ Hillard Herzog
--------------------
 Hillard Herzog            President and a Director            April 14 ,2003

/s/ Sohail Parekh
---------------------
Sohail Parekh           Secretary, Chief Financial Officer     April 14, 2003
                            and a Director

                                  CERTIFICATION

      I, Hillard Herzog, principal executive officer, certify that:

        1. I have reviewed this annual report on Form 10-KSB of Bergamo Acquisition Corp.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                    By: /s/ Hillard Herzog
                                            -------------------------
                                            Hillard Herzog, President

                                  CERTIFICATION

      I, Sohail Parekh, principal financial officer, certify that:

        1. I have reviewed this annual report on Form 10-KSB of Bergamo Acquisition Corp.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        d) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                 By: /s/ Sohail Parekh
                                         --------------------------------------
                                         Sohail Parekh, Chief Financial Officer