Form 10QSB
period 2003-03-31
BERGAMO ACQUISITION CORP
filed 2003-06-19
CIK 1106652

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

         As of March 31, 2003, the Company had 2,542,500 shares of its common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet at March 31, 2003

         Statements of Operations for the three months ended March 31, 2003 and 2002

         Statements of Cash Flows for the three months ended March 31, 2003 and 2002
         Notes to Financial Statements

                     BERGAMO ACQUISISTION CORP. CONSOLIDATED
                                  BALANCE SHEET
                                 March 31, 2003

                                     ASSETS
Current Assets
    Cash & Equivalents                                                 0
    Advances                                                   $   6,300
    Inventory                                                    165,084
    Loan Receivable -  Shareholder                                24,000
    Accounts Receivable - Common Stock                           170,000
                                                               ----------
         Total Current Assets                                  $ 365,384

Fixed Assets
    Machinery & Equipment-Gross
         not in use-no depreciation                               73,843
                                                               ----------
         Total Fixed Assets                                    $  73,843

Other Assets
    License Fees &  net of amortization                           62,500
    Security Deposit                                               1,250
                                                               ----------
         Total Other Assets                                    $  63,750
                                                               ----------
    TOTAL ASSETS                                               $ 502,977
                                                               ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
    Accrued Expenses                                           $  14,622
    Shareholder's Loan Payable                                   103,605
                                                               ----------
    Total Current Liabilities                                    118,227
                                                               ----------
          Total Liabilities                                    $ 118,227

Stockholders' Equity
    Paid in Capital                                            $ 445,910
    Preferred stock - 10,000,000 shares authorized,
     $.001 par value, none issued or outstanding
    Common stock - 20,000,000 shares authorized, $.001
     par value, 2,542,500 shares issued and outstanding            2,543
    Net (loss) accumulated                                       (63,703)
                                                               ----------
          Total Stockholders' Equity                           $ 384,750
                                                               ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $ 502,977
                                                               ==========

                     BERGAMO ACQUISITION CORP. CONSOLIDATED
                       Statement of Income and Operations
                  For the Three Months Ended March 31, 2002 and
                      the three months ended March 31, 2003

                                                          Three Months Ended
                                                               March 31,
                                                           2003          2002
                                                         ----------   ----------

Revenues                                                 $       0    $       0
                                                         ----------   ----------
    Total revenues                                               0    $       0

Cost and expenses:
    Selling, general and administration                          0       33,230
    Amortization of licenses expenses                            0            0
                                                         ----------   ----------
    Total costs and expenses                             $       0    $  33,230
                                                         ----------   ----------
     Income or (Loss) from operations                    $      --     ($33,230)
                                                         ==========   ==========

     Income (loss) per share of common stock                             NIL

                     BERGAMO ACQUISITION CORP. CONSOLIDATED
                             STATEMENT OF CASH FLOWS
           For the Three Months Ended March 31, 2002 and the Three Months Ended March 31, 2003

                                                    Three Months Ended March 31,
                                                        2003           2002
                                                     ----------     ----------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Income(Loss)                                 $      --      $ (33,229)
    Adjustments to reconcile Net Income
    to net cash provided by operations:
        Due From Factor                                      0         69,171
        Inventory                                            0       (147,844)
        Loan Receivable - Shareholders                  24,000              0
        Retained Earnings                                    0        (66,162)
        Accrued Expenses                                     0         (2,325)
                                                     ----------     ----------
Net cash provided by Operating Activities            $  24,000      $(180,389)

CASH FLOWS FROM INVESTING ACTIVITIES
    Security deposit                                 $       0      $       0
    Fixed Assets
    Licenses Amortization                                    0              0
                                                     ----------     ----------
Net cash provided by Investing Activities            $      --      $      --

CASH FLOWS FROM FINANCIAL ACTIVITIES
      Loan Payable - Shareholders                            0        123,322
      Paid in Capital                                  (24,000)        57,067
                                                     ----------     ----------
Net Cash Provided by Financing Activities                             180,389

 Net cash increase for period                         ($24,000)     $       0
                                                     ----------     ----------

Cash at beginning of period                                  0              0
                                                     ----------     ----------
Cash at end of period                                $      --      $       0
                                                     ==========     ==========

                     BERGAMO ACQUISITION CORP. CONSOLIDATED
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003

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

     (d) Accounts Receivable - Factor
         ----------------------------

The Company has had of their sales factored thru the factor. They send all of its invoices to the factor, upon shipment.

     (e) Revenue and Expenses Recognition
         --------------------------------
The Company intends to recognize revenues from sales as soon as it shipped.

     (f) Furniture and Equipment
         -----------------------

Furniture and equipment will be carried at cost, no depreciation was taken on the production machinery and equipment needed to manufacture locally for 2002 as it was in storage and not in use. The Company will use, when the machinery is functioning, straight-line methods over estimated useful lives of the assets ranging from five to seven years.

     (g) Concentrations
         --------------

Financial instruments that potentially subject the company to concentrations of credit risk consist of large sales to computerized discount chains, consolidated stores and specialty retailers. At December 2001 the Company had two trade receivables. (These receivable were paid off by March 31, 2002.)

     (h) Cash Equivalents
         ----------------

The Company has no short-term investments in securities that mature in 90 days or less. Also, there are no long term liabilities.

     (i) Allowance for Doubtful Accounts
         -------------------------------

Based on collection experience of the Company, no allowance for doubtful accounts has been provided. Historically the Company has never had any material amounts of uncollectible accounts. All of the receivables posted at December 31, 2001 were paid off by March 31, 2002.

     (j) Use of Estimates in the Preparation of Financial Statements
         -----------------------------------------------------------

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

     (k) Geographic Area of Operations
         -----------------------------

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

No business was booked for 2002. The principals, Mr. Herzog and Mr. Parekh have been and will continue to put in their personal capital to keep the fixed expenses paid timely.

Note 3 - Common Stock

The Company has authorized 20,000,000 of Common Stock and 10,000,000 of Preferred Stock. 2,542,500 shares of common stock had been issued at the end of March 31 2003.

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

Note 7 - Agreement

On July 11, 2002, Bergamo Acquisition Corp., a public company, through a merger with an acquisition subsidiary, acquired Clothing Source of California in a reverse merger. Under the terms of the Agreement and plan of merger, Bergamo issued 2,000,000 shares of common stock to the shareholders of Clothing Source of Calif., Inc., so that after the merger the former shareholders of Clothing Source hold 80% of the outstanding shares of the combined entity. Prior to the transaction there were no material relationships between Bergamo and Clothing Source. The purpose of this Agreement was so that Clothing Source of Calif., inc. could enter the public market in order to raise the capital to establish a domestic production facility to house the entire process, including design, manufacture, and distribution in a single location, development of such a facility requires significant financing. In the interim, the Company intends to continue to sell, import, distribute, and manufacture under its various licenses and trade name labels in a profitable manner, while waiting for its development of the domestic facility.

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

                                            BERGAMO ACQUISITION CORPORATION

Dated:  June 19, 2003                       /s/ Hillard Herzog
                                                -------------------
                                                By: Hillard Herzog
                                                    Its: President

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

Date: June 19, 2003
                                                       /s/ Hillard Herzog
                                                       ------------------
                                                       Hillard Herzog, President

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

Date: June 19, 2003
                                          /s/ Sohail Parekh
                                          -----------------
                                          Sohail Parekh, Chief Financial Officer